Form 10-K
period 2000-12-31
IMH ASSETS CORP IMPAC CMB TRUST SERIES 1999-1
filed 2001-03-19
CIK 1080699

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2000

Commission File Number: 333-60707-01

IMH Assets Corp IMPAC CMB Trust Series 1999-1
(Exact Name of registrant as specified in its charter)

California     			33-0705301
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

20371 Irvine Ave., Suite 200
Santa Ana Heights, CA 92707
(Address of Principal Executive Office)

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

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2000.

Not applicable.

Number of shares of common stock outstanding as of December 31, 2000.

Not applicable.